Form 10-Q
period 2010-10-31
AJ Acquisition Corp. II, Inc.
filed 2010-12-15
CIK 1483055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

(732) 409-1212
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 13, 2010: 100,000 shares of common stock.

AJ ACQUISITION CORP II, INC.

FORM 10-Q

October 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	(Removed & Reserved)	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURES		7

Item 1.     Financial Statements

AJ Acquisition Corp II, Inc.

(A Development Stage Company)

October 31, 2010

Index to Financial Statements

Contents

Page(s)
Balance Sheets at October 31, 2010 (Unaudited) and January 31, 2010	F-1

Statements of Operations for the Three Months Ended October 31, 2010 (Unaudited)	F-2

Statements of Operations for the Nine Months Ended October 31, 2010 and for the Period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended October 31, 2010 and for the Period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 to F-11

AJ ACQUISITION CORP II, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	October 31, 2010	January 31, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$-	$3,000
Due to shareholder	2,809	-

Total current liabilities	2,809	3,000

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Additional paid-in capital	4,900	900
Deficit accumulated during the development stage	(7,809)	(4,000)

Total stockholders’ deficit	(2,809)	(3,000)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to the financial statements

AJ ACQUISITION CORP II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended October 31, 2010

REVENUE	$-

OPERATING EXPENSES
Professional fees	1,750
General and administrative	1,059

Loss before income taxes	(2,809)

Income tax provision	-

Net loss	$(2,809)

Net loss per common share – basic and diluted	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	100,000

See accompanying notes to the financial statements.

AJ ACQUISITION CORP II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended October 31, 2010	For the Period from January 29, 2010 (Inception) through October 31, 2010

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	1,750	4,250
Organization expenses	-	500
General and administrative	2,059	3,059

Loss before income taxes	(3,809)	(7,809)

Income tax provision	-	-

Net loss	$(3,809)	$(7,809)

Net loss per common share – basic and diluted	$(0.04)	$(0.08)

Weighted average number of common shares outstanding – basic and diluted	100,000	100,000

See accompanying notes to the financial statements.

AJ ACQUISITION CORP II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 29, 2010 (Inception) through October 31, 2010
(Unaudited)

	Common Stock				Total
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

January 29, 2010 (Inception)	100,000	$100	$900	$-	$1,000

Net loss				(4,000)	(4,000)

Balance, January 31, 2010	100,000	100	900	(4,000)	(3,000)

Contribution to capital			4,000		4,000

Net loss				(3,809)	(3,809)

Balance, October 31, 2010	100,000	$100	$4,900	$(7,809)	$(2,809)

See accompanying notes to the financial statements.

AJ ACQUISITION CORP II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended October 31, 2010	For the Period from January 29, 2010 (Inception) through October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,809)	$(7,809)
Common stock issued for services	-	1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(3,000)	-

Net cash used in operating activities	(6,809)	(6,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	2,809	2,809
Contribution to capital	4,000	4,000
Net cash provided by financing activities	6,809	6,809

Change in cash during the period	-	-
Cash, beginning of the period	-	-

Cash, end of the period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements

AJ ACQUISITION CORP II, INC.
(A DEVELOPMENT STAGE COMPANY)
OCTOBER 31, 2010

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Nature of Operations

AJ Acquisition Corp II, Inc. (a development stage company) (the “Company”) was incorporated in Nevada on January 29, 2010 with an objective to acquire, or merge with, an operating business.

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

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company devotes substantially all its efforts on establishing the business, and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2010, nor are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended October 31, 2010 and for the period from January 29, 2010 (inception) through October 31, 2010.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of October 31, 2010.

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

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities, provides definitions of each category, and uses the indirect or reconciliation method as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows using the current exchange rate at the time of the cash flows, and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $7,809 at October 31, 2010, and had a net loss of $3,809 and net cash used in operating activities of $6,809 for the interim period then ended, respectively, with no revenues earned since inception.

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

Note 4 – Stockholder’ Deficit

The Company was incorporated on January 29, 2010, at which time 100,000 shares of common stock were issued to the Company’s founders at $0.001 per share, or $100 in the aggregate, for services performed.

During the interim period ended October 31, 2010, the two former shareholders of the Company contributed $4,000 for working capital purposes.

Note 5 – Related Party Transactions

Due to stockholders

During the three months ended October 31, 2010, the sole shareholder of the Company advanced $2,809 to the Company by paying Company debt. The advances are non interest bearing and due on demand.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended October 31, 2010, we incurred a net loss of $2,809, and, since inception, we have incurred a net loss of $7,809. Expenses from inception were comprised of costs mainly associated with legal, accounting, and office expense.

Liquidity and Capital Resources

At October 31, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $7,809 from inception, and used $6,809 cash in operations for the period from January 29, 2010 (inception) to October 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended October 31, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

AJ ACQUISITION CORP II, INC.
(Registrant)

Date: December 15, 2010	By:	/s/ Barry Freeman
Barry Freeman
Chief Executive Officer